Form 10-K
period 2024-12-31
BMO 2024-5C3 Mortgage Trust
filed 2025-03-28
CIK 2006440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity:333-255934-10

Central Index Key Number of the issuing entity:0002006440

BMO 2024-5C3 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001861132

BMO Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

 Central Index Key Number of the sponsor:0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001685185

UBS AG

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001931347

Greystone Commercial Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0000109380

Zions Bancorporation, N.A.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-4297098 38-4297099 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786-1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

1.  The Tysons Corner Center mortgage loan, which represented approximately 8.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Tysons Corner Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the TYSN 2023-CRNR TSA (as defined in Item 15 below).

2.  The Galleria at Tyler Street mortgage loan, which represented approximately 5.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 333 South Spruce Street mortgage loan, which represented approximately 3.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Galleria at Tyler mortgage loan and each of the related companion loan(s) (i) were serviced pursuant to the Benchmark 2024-V5 PSA (as defined in Item 15 below) prior to May 6, 2024 and (ii) are serviced pursuant to the BANK5 2024-5YR6 PSA (as defined in Item 15 below) on and after May 6, 2024.  The 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2024-V5 PSA.

3.  The Piazza Alta mortgage loan, which represented approximately 5.0% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Piazza Alta mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2023-5C2 PSA (as defined in Item 15 below).

4.  The Garden State Plaza mortgage loan, which represented approximately 2.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Garden State Plaza a mortgage loan and each of the related companion loan(s) are serviced pursuant to the NJ Trust 2023-GSP TSA (as defined in Item 15 below).

5.  The Bala Plaza Portfolio mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Bala Plaza Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-B40 PSA (as defined in Item 15 below).

6.  The Staten Island Mall mortgage loan, which represented approximately 3.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Staten Island Mall mortgage loan and each of the related companion loan(s) (i) were serviced pursuant to the BMO 2024-5C3 PSA (as defined in Item 15 below) prior to March 28, 2024 and (ii) are serviced pursuant to the BBCMS 2024-5C25 PSA (as defined in Item 15 below) on and after March 28, 2024.

7.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) KeyBank National Association, as master servicer under the BMO 2023-5C2 PSA, pursuant to which the Piazza Alta mortgage loan is serviced, (ii) Wilmington Trust, National Association, as trustee under the BMO 2023-5C2 PSA, pursuant to which the Piazza Alta mortgage loan is serviced, (iii) Argentic Services Company LP, as special servicer for the Garden State Plaza mortgage loan under the NJ Trust 2023-GSP TSA and (iv) 3650 REIT Loan Servicing LLC, as special servicer for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA on and after March 28, 2024, are not included in this report on Form 10-K because each of KeyBank National Association, Wilmington Trust, National Association, Argentic Services Company LP and 3650 REIT Loan Servicing LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the TYSN 2023-CRNR TSA, the Benchmark 2024-V5 PSA, the BANK5 2024-5YR6 PSA, the BMO 2023-5C2 PSA, the NJ Trust 2023-GSP TSA, the Benchmark 2023-B40 PSA and the BBCMS 2024-5C25 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8.  This report on Form 10-K does not include the servicer compliance statement of (i) Situs Holdings, LLC, as special servicer for the Tysons Corner Center mortgage loan under the TYSN 2023-CRNR TSA, (ii) KeyBank National Association, as master servicer under the BMO 2023-5C2 PSA, pursuant to which the Piazza Alta mortgage loan is serviced, (iii) Argentic Services Company LP, as special servicer for the Garden State Plaza mortgage loan under the NJ Trust 2023-GSP TSA and (iv) 3650 REIT Loan Servicing LLC, as special servicer for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA on and after March 28, 2024, because each of Situs Holdings, LLC, KeyBank National Association, Argentic Services Company LP and  3650 REIT Loan Servicing LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the TYSN 2023-CRNR TSA, the Benchmark 2024-V5 PSA, the BANK5 2024-5YR6 PSA, the BMO 2023-5C2 PSA, the NJ Trust 2023-GSP TSA, the Benchmark 2023-B40 PSA and the BBCMS 2024-5C25 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for BMO 2024-5C3 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on January 29, 2024 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of February 1, 2024 (the “BMO 2024-5C3 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein).

(4.2) Trust and Servicing Agreement, dated as of December 12, 2023 (the “TYSN 2023-CRNR TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Berkadia Commercial Mortgage LLC, as master servicer, Situs Holdings, LLC, as special servicer, and Computershare Trust Company, National Association , as trustee, certificate administrator, paying agent and custodian (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Pooling and Servicing Agreement, dated as of January 1, 2024 (the “Benchmark 2024-V5 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Computershare Trust Company, N.A., as trustee, certificate administrator, paying agent and custodian, and BellOak, LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4) Pooling and Servicing Agreement, dated as of May 1, 2024 (the “BANK5 2024-5YR6 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 6, 2024, and filed by the registrant on May 10, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein). (See Explanatory Note 2)

(4.5) Pooling and Servicing Agreement, dated as of November 1, 2023 (the “BMO 2023-5C2 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein). (See Explanatory Note 3)

(4.6) Trust and Servicing Agreement, dated as of December 22, 2023 (the “NJ Trust 2023-GSP TSA”), by and among GS Mortgage Securities Corporation II, as depositor, Berkadia Commercial Mortgage LLC, as servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator, custodian and trustee, and Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein). (See Explanatory Note 4)

(4.7) Pooling and Servicing Agreement, dated as of December 1, 2023 (the “Benchmark 2023-B40 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein). (See Explanatory Note 5)

(4.8) Pooling and Servicing Agreement, dated as of March 1, 2024 (the “BBCMS 2024-5C25 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated March 28, 2024, and filed by the registrant on April 4, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein). (See Explanatory Note 6)

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

33.1 Wells Fargo Bank, National Association, as master servicer

33.2 CoreLogic Solutions, LLC, as servicing function participant

33.3 Greystone Servicing Company LLC, as special servicer

33.4 Park Bridge Lender Services LLC, as operating advisor

33.5 Computershare Trust Company, National Association, as certificate administrator and trustee

33.6 Computershare Trust Company, National Association, as custodian

33.7 Berkadia Commercial Mortgage LLC, as primary servicer

33.8 Berkadia Commercial Mortgage LLC, as master servicer under the TYSN 2023-CRNR TSA, pursuant to which the Tysons Corner Center mortgage loan is serviced.

33.9 Situs Holdings, LLC, as special servicer for the Tysons Corner Center mortgage loan under the TYSN 2023-CRNR TSA.

33.10 Computershare Trust Company, National Association, as custodian for the Tysons Corner Center mortgage loan under the TYSN 2023-CRNR TSA. (see Exhibit 33.6)

33.11 Computershare Trust Company, National Association, as trustee under the TYSN 2023-CRNR TSA, pursuant to which the Tysons Corner Center mortgage loan is serviced. (see Exhibit 33.5)

33.12 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V5 PSA, pursuant to which the Galleria at Tyler mortgage loan (prior to May 6, 2024), the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan are serviced.

33.13 Rialto Capital Advisors, LLC, as special servicer for the Galleria at Tyler mortgage loan (prior to May 6, 2024), the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA.

33.14 BellOak, LLC, as operating advisor for the Galleria at Tyler mortgage loan (prior to May 6, 2024), the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA.

33.15 Computershare Trust Company, National Association, as custodian for the Galleria at Tyler mortgage loan (prior to May 6, 2024), the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA. (see Exhibit 33.6)

33.16 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V5 PSA, pursuant to which the Galleria at Tyler mortgage loan (prior to May 6, 2024), the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan are serviced. (see Exhibit 33.5)

33.17 Wells Fargo Bank, National Association, as master servicer under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced on and after May 6, 2024. (see Exhibit 33.1)

33.18 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced on and after May 6, 2024. (see Exhibit 33.2)

33.19 LNR Partners, LLC, as special servicer for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA.

33.20 Park Bridge Lender Services LLC, as operating advisor for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA. (see Exhibit 33.4)

33.21 Computershare Trust Company, National Association, as custodian for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA. (see Exhibit 33.6)

33.22 Computershare Trust Company, National Association, as trustee under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced on and after May 6, 2024. (see Exhibit 33.5)

33.23 Greystone Servicing Company LLC, as special servicer for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 33.3)

33.24 BellOak, LLC, as operating advisor for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 33.14)

33.25 Computershare Trust Company, National Association, as custodian for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 33.6)

33.26 Berkadia Commercial Mortgage LLC, as servicer under the NJ Trust 2023-GSP TSA, pursuant to which the Garden State Plaza mortgage loan is serviced. (see Exhibit 33.8)

33.27 Pentalpha Surveillance LLC, as operating advisor for the Garden State Plaza mortgage loan under the NJ Trust 2023-GSP TSA.

33.28 Computershare Trust Company, National Association, as custodian for the Garden State Plaza mortgage loan under the NJ Trust 2023-GSP TSA. (see Exhibit 33.6)

33.29 Computershare Trust Company, National Association, as trustee under the NJ Trust 2023-GSP TSA, pursuant to which the Garden State Plaza mortgage loan is serviced. (see Exhibit 33.5)

33.30 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan is serviced. (see Exhibit 33.12)

33.31 LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.19)

33.32 Pentalpha Surveillance LLC, as operating advisor for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.27)

33.33 Computershare Trust Company, National Association, as custodian for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.6)

33.34 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan is serviced. (see Exhibit 33.5)

33.35 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced on and after March 28, 2024. (see Exhibit 33.12)

33.36 Pentalpha Surveillance LLC, as operating advisor for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA on and after March 28, 2024. (see Exhibit 33.27)

33.37 Computershare Trust Company, National Association, as custodian for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA on and after March 28, 2024. (see Exhibit 33.6)

33.38 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced on and after March 28, 2024. (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

34.1 Wells Fargo Bank, National Association, as master servicer

34.2 CoreLogic Solutions, LLC, as servicing function participant

34.3 Greystone Servicing Company LLC, as special servicer

34.4 Park Bridge Lender Services LLC, as operating advisor

34.5 Computershare Trust Company, National Association, as certificate administrator and trustee

34.6 Computershare Trust Company, National Association, as custodian

34.7 Berkadia Commercial Mortgage LLC, as primary servicer

34.8 Berkadia Commercial Mortgage LLC, as master servicer under the TYSN 2023-CRNR TSA, pursuant to which the Tysons Corner Center mortgage loan is serviced.

34.9 Situs Holdings, LLC, as special servicer for the Tysons Corner Center mortgage loan under the TYSN 2023-CRNR TSA.

34.10 Computershare Trust Company, National Association, as custodian for the Tysons Corner Center mortgage loan under the TYSN 2023-CRNR TSA. (see Exhibit 34.6)

34.11 Computershare Trust Company, National Association, as trustee under the TYSN 2023-CRNR TSA, pursuant to which the Tysons Corner Center mortgage loan is serviced. (see Exhibit 34.5)

34.12 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V5 PSA, pursuant to which the Galleria at Tyler mortgage loan (prior to May 6, 2024), the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan are serviced.

34.13 Rialto Capital Advisors, LLC, as special servicer for the Galleria at Tyler mortgage loan (prior to May 6, 2024), the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA.

34.14 BellOak, LLC, as operating advisor for the Galleria at Tyler mortgage loan (prior to May 6, 2024), the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA.

34.15 Computershare Trust Company, National Association, as custodian for the Galleria at Tyler mortgage loan (prior to May 6, 2024), the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA. (see Exhibit 34.6)

34.16 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V5 PSA, pursuant to which the Galleria at Tyler mortgage loan (prior to May 6, 2024), the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan are serviced. (see Exhibit 34.5)

34.17 Wells Fargo Bank, National Association, as master servicer under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced on and after May 6, 2024. (see Exhibit 34.1)

34.18 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced on and after May 6, 2024. (see Exhibit 34.2)

34.19 LNR Partners, LLC, as special servicer for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA.

34.20 Park Bridge Lender Services LLC, as operating advisor for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA. (see Exhibit 34.4)

34.21 Computershare Trust Company, National Association, as custodian for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA. (see Exhibit 34.6)

34.22 Computershare Trust Company, National Association, as trustee under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced on and after May 6, 2024. (see Exhibit 34.5)

34.23 Greystone Servicing Company LLC, as special servicer for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 34.3)

34.24 BellOak, LLC, as operating advisor for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 34.14)

34.25 Computershare Trust Company, National Association, as custodian for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 34.6)

34.26 Berkadia Commercial Mortgage LLC, as servicer under the NJ Trust 2023-GSP TSA, pursuant to which the Garden State Plaza mortgage loan is serviced. (see Exhibit 34.8)

34.27 Pentalpha Surveillance LLC, as operating advisor for the Garden State Plaza mortgage loan under the NJ Trust 2023-GSP TSA.

34.28 Computershare Trust Company, National Association, as custodian for the Garden State Plaza mortgage loan under the NJ Trust 2023-GSP TSA. (see Exhibit 34.6)

34.29 Computershare Trust Company, National Association, as trustee under the NJ Trust 2023-GSP TSA, pursuant to which the Garden State Plaza mortgage loan is serviced. (see Exhibit 34.5)

34.30 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan is serviced. (see Exhibit 34.12)

34.31 LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.19)

34.32 Pentalpha Surveillance LLC, as operating advisor for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.27)

34.33 Computershare Trust Company, National Association, as custodian for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.6)

34.34 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan is serviced. (see Exhibit 34.5)

34.35 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced on and after March 28, 2024. (see Exhibit 34.12)

34.36 Pentalpha Surveillance LLC, as operating advisor for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA on and after March 28, 2024. (see Exhibit 34.27)

34.37 Computershare Trust Company, National Association, as custodian for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA on and after March 28, 2024. (see Exhibit 34.6)

34.38 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced on and after March 28, 2024. (see Exhibit 34.5)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1 Wells Fargo Bank, National Association, as master servicer

35.2 Greystone Servicing Company LLC, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4 Berkadia Commercial Mortgage LLC, as primary servicer

35.5 Berkadia Commercial Mortgage LLC, as master servicer under the TYSN 2023-CRNR TSA, pursuant to which the Tysons Corner Center mortgage loan is serviced.

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V5 PSA, pursuant to which the Galleria at Tyler mortgage loan (prior to May 6, 2024), the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan is serviced.

35.7 Rialto Capital Advisors, LLC, as special servicer for the Galleria at Tyler mortgage loan (prior to May 6, 2024), the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA.

35.8 Wells Fargo Bank, National Association, as master servicer under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced on and after May 6, 2024. (see Exhibit 35.1)

35.9 LNR Partners, LLC, as special servicer for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA on and after May 6, 2024.

35.10 KeyBank National Association, as master servicer under the BMO 2023-5C2 PSA, pursuant to which the Piazza Alta mortgage loan is serviced.

35.11 Greystone Servicing Company LLC, as special servicer for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 35.2)

35.12 Berkadia Commercial Mortgage LLC, as servicer under the NJ Trust 2023-GSP TSA, pursuant to which the Garden State Plaza mortgage loan is serviced.

35.13 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan is serviced. (see Exhibit 35.6)

35.14 LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 35.9)

35.15 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced on and after March 28, 2024. (see Exhibit 35.6)

99.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2024, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of February 1, 2024, between Citi Real Estate Funding Inc. and BMO Commercial Mortgage Securities LLC, pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of February 1, 2024, between Societe Generale Financial Corporation, Société Générale and BMO Commercial Mortgage Securities LLC, pursuant to which Societe Generale Financial Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A dated January 29, 2024, and filed by the registrant on February 13, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein).

99.4 Mortgage Loan Purchase Agreement, dated as of February 1, 2024, between Starwood Mortgage Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Starwood Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein).

99.5 Mortgage Loan Purchase Agreement, dated as of February 1, 2024, between German American Capital Corporation and BMO Commercial Mortgage Securities LLC, pursuant to which German American Capital Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein).

99.6 Mortgage Loan Purchase Agreement, dated as of February 1, 2024, between Goldman Sachs Mortgage Company and BMO Commercial Mortgage Securities LLC, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein).

99.7 Mortgage Loan Purchase Agreement, dated as of February 1, 2024, between UBS AG and BMO Commercial Mortgage Securities LLC, pursuant to which UBS AG sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein).

99.8 Mortgage Loan Purchase Agreement, dated as of February 1, 2024, between Greystone Commercial Mortgage Capital LLC, Greystone Select Company II LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Greystone Commercial Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein).

99.9 Mortgage Loan Purchase Agreement, dated as of February 1, 2024, between Zions Bancorporation, N.A. and BMO Commercial Mortgage Securities LLC, pursuant to which Zions Bancorporation, N.A. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein).

99.10 Mortgage Loan Purchase Agreement, dated as of February 1, 2024, between LMF Commercial, LLC and BMO Commercial Mortgage Securities LLC, pursuant to which LMF Commercial, LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein).

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice

Paul Vanderslice, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 28, 2025