Form 10-K
period 2025-12-31
BMO 2024-5C3 Mortgage Trust
filed 2026-03-31
CIK 2006440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

  Not applicable.

EXPLANATORY NOTES

1.  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BMO 2024-5C3 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-10.  Effective as of March 10, 2025, Greystone Servicing Company LLC was terminated as the special servicer under the BMO 2024-5C3 PSA (as defined in Item 15 below), and Midland Loan Services, a Division of PNC Bank, National Association has been appointed to act as the successor special servicer under the BMO 2024-5C3 PSA, as disclosed in the Current Report on Form 8-K filed on March 10, 2025 under Commission File No. 333-255934-10.

2.  The Tysons Corner Center mortgage loan, which represented approximately 8.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Tysons Corner Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the TYSN 2023-CRNR TSA (as defined in Item 15 below).

3.  The 333 South Spruce Street mortgage loan, which represented approximately 3.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  .  The 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2024-V5 PSA (as defined in Item 15 below).

4.  The Galleria at Tyler Street mortgage loan, which represented approximately 5.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Galleria at Tyler mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK5 2024-5YR6 PSA (as defined in Item 15 below).

5.  The Piazza Alta mortgage loan, which represented approximately 5.0% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Piazza Alta mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2023-5C2 PSA (as defined in Item 15 below).

6.  The Garden State Plaza mortgage loan, which represented approximately 2.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Garden State Plaza a mortgage loan and each of the related companion loan(s) are serviced pursuant to the NJ Trust 2023-GSP TSA (as defined in Item 15 below).

7.  The Bala Plaza Portfolio mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Bala Plaza Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-B40 PSA (as defined in Item 15 below).

8.  The Staten Island Mall mortgage loan, which represented approximately 3.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Staten Island Mall mortgage loan and each of the related companion loan(s) (i) were serviced pursuant to the BMO 2024-5C3 PSA (as defined in Item 15 below) prior to March 28, 2024 and (ii) are serviced pursuant to the BBCMS 2024-5C25 PSA (as defined in Item 15 below) on and after March 28, 2024.

9.  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) KeyBank National Association, as master servicer under the BMO 2023-5C2 PSA, pursuant to which the Piazza Alta mortgage loan is serviced, (ii) Wilmington Trust, National Association, as trustee under the BMO 2023-5C2 PSA, pursuant to which the Piazza Alta mortgage loan is serviced, (iii) Argentic Services Company LP, as special servicer for the Garden State Plaza mortgage loan under the NJ Trust 2023-GSP TSA and (iv) 3650 REIT Loan Servicing LLC, as special servicer for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA, are not included in this report on Form 10-K because each of KeyBank National Association, Wilmington Trust, National Association, Argentic Services Company LP and 3650 REIT Loan Servicing LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the TYSN 2023-CRNR TSA, the Benchmark 2024-V5 PSA, the BANK5 2024-5YR6 PSA, the BMO 2023-5C2 PSA, the NJ Trust 2023-GSP TSA, the Benchmark 2023-B40 PSA and the BBCMS 2024-5C25 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

10.  This report on Form 10-K does not include the servicer compliance statement of (i) Situs Holdings, LLC, as special servicer for the Tysons Corner Center mortgage loan under the TYSN 2023-CRNR TSA, (ii) KeyBank National Association, as master servicer under the BMO 2023-5C2 PSA, pursuant to which the Piazza Alta mortgage loan is serviced, (iii) Argentic Services Company LP, as special servicer for the Garden State Plaza mortgage loan under the NJ Trust 2023-GSP TSA and (iv) 3650 REIT Loan Servicing LLC, as special servicer for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA on and after March 28, 2024, because each of Situs Holdings, LLC, KeyBank National Association, Argentic Services Company LP and  3650 REIT Loan Servicing LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the TYSN 2023-CRNR TSA, the Benchmark 2024-V5 PSA, the BANK5 2024-5YR6 PSA, the BMO 2023-5C2 PSA, the NJ Trust 2023-GSP TSA, the Benchmark 2023-B40 PSA and the BBCMS 2024-5C25 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of February 1, 2024 (the “BMO 2024-5C3 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Midland Loan Services, a Division of PNC Bank, National Association (as successor to Greystone Servicing Company LLC), as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein). (See Explanatory Note 1)

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

(4.7) Pooling and Servicing Agreement, dated as of December 1, 2023 (the “Benchmark 2023-B40 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein). (See Explanatory Note 7)

(4.8) Pooling and Servicing Agreement, dated as of March 1, 2024 (the “BBCMS 2024-5C25 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated March 28, 2024, and filed by the registrant on April 4, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein). (See Explanatory Note 8)

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

33.1 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025

33.2 Trimont LLC, as master servicer on and after March 1, 2025

33.3 CoreLogic Solutions, LLC, as servicing function participant

33.4 Greystone Servicing Company LLC, as special servicer prior to March 10, 2025

33.5 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer on and after March 10, 2025

33.6 Park Bridge Lender Services LLC, as operating advisor

33.7 Computershare Trust Company, National Association, as certificate administrator and trustee

33.8 Computershare Trust Company, National Association, as custodian

33.9 Berkadia Commercial Mortgage LLC, as primary servicer

33.10 Berkadia Commercial Mortgage LLC, as master servicer under the TYSN 2023-CRNR TSA, pursuant to which the Tysons Corner Center mortgage loan is serviced.

33.11 Situs Holdings, LLC, as special servicer for the Tysons Corner Center mortgage loan under the TYSN 2023-CRNR TSA.

33.12 Computershare Trust Company, National Association, as custodian for the Tysons Corner Center mortgage loan under the TYSN 2023-CRNR TSA. (see Exhibit 33.8)

33.13 Computershare Trust Company, National Association, as trustee under the TYSN 2023-CRNR TSA, pursuant to which the Tysons Corner Center mortgage loan is serviced. (see Exhibit 33.7)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V5 PSA, pursuant to which the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan are serviced. (see Exhibit 33.5)

33.15 Rialto Capital Advisors, LLC, as special servicer for the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA.

33.16 BellOak, LLC, as operating advisor for the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA.

33.17 Computershare Trust Company, National Association, as custodian for the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA. (see Exhibit 33.8)

33.18 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V5 PSA, pursuant to which the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan are serviced. (see Exhibit 33.7)

33.19 Wells Fargo Bank, National Association, as master servicer under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan was serviced prior to March 1, 2025. (see Exhibit 33.1)

33.20 Trimont LLC, as master servicer under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced on and after March 1, 2025. (see Exhibit 33.2)

33.21 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced. (see Exhibit 33.3)

33.22 LNR Partners, LLC, as special servicer for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA.

33.23 Park Bridge Lender Services LLC, as operating advisor for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA. (see Exhibit 33.6)

33.24 Computershare Trust Company, National Association, as custodian for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA. (see Exhibit 33.8)

33.25 Computershare Trust Company, National Association, as trustee under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced. (see Exhibit 33.7)

33.26 Greystone Servicing Company LLC, as special servicer for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 33.4)

33.27 BellOak, LLC, as operating advisor for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 33.16)

33.28 Computershare Trust Company, National Association, as custodian for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 33.8)

33.29 Berkadia Commercial Mortgage LLC, as servicer under the NJ Trust 2023-GSP TSA, pursuant to which the Garden State Plaza mortgage loan is serviced. (see Exhibit 33.10)

33.30 Pentalpha Surveillance LLC, as operating advisor for the Garden State Plaza mortgage loan under the NJ Trust 2023-GSP TSA.

33.31 Computershare Trust Company, National Association, as custodian for the Garden State Plaza mortgage loan under the NJ Trust 2023-GSP TSA. (see Exhibit 33.8)

33.32 Computershare Trust Company, National Association, as trustee under the NJ Trust 2023-GSP TSA, pursuant to which the Garden State Plaza mortgage loan is serviced. (see Exhibit 33.7)

33.33 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan is serviced. (see Exhibit 33.5)

33.34 LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.22)

33.35 Pentalpha Surveillance LLC, as operating advisor for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.30)

33.36 Computershare Trust Company, National Association, as custodian for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.8)

33.37 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan is serviced. (see Exhibit 33.7)

33.38 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 33.5)

33.39 Pentalpha Surveillance LLC, as operating advisor for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA. (see Exhibit 33.30)

33.40 Computershare Trust Company, National Association, as custodian for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA. (see Exhibit 33.8)

33.41 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

34.1 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025

34.2 Trimont LLC, as master servicer on and after March 1, 2025

34.3 CoreLogic Solutions, LLC, as servicing function participant

34.4 Greystone Servicing Company LLC, as special servicer prior to March 10, 2025

34.5 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer on and after March 10, 2025

34.6 Park Bridge Lender Services LLC, as operating advisor

34.7 Computershare Trust Company, National Association, as certificate administrator and trustee

34.8 Computershare Trust Company, National Association, as custodian

34.9 Berkadia Commercial Mortgage LLC, as primary servicer

34.10 Berkadia Commercial Mortgage LLC, as master servicer under the TYSN 2023-CRNR TSA, pursuant to which the Tysons Corner Center mortgage loan is serviced.

34.11 Situs Holdings, LLC, as special servicer for the Tysons Corner Center mortgage loan under the TYSN 2023-CRNR TSA.

34.12 Computershare Trust Company, National Association, as custodian for the Tysons Corner Center mortgage loan under the TYSN 2023-CRNR TSA. (see Exhibit 34.8)

34.13 Computershare Trust Company, National Association, as trustee under the TYSN 2023-CRNR TSA, pursuant to which the Tysons Corner Center mortgage loan is serviced. (see Exhibit 34.7)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V5 PSA, pursuant to which the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan are serviced. (see Exhibit 34.5)

34.15 Rialto Capital Advisors, LLC, as special servicer for the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA.

34.16 BellOak, LLC, as operating advisor for the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA.

34.17 Computershare Trust Company, National Association, as custodian for the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA. (see Exhibit 34.8)

34.18 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V5 PSA, pursuant to which the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan are serviced. (see Exhibit 34.7)

34.19 Wells Fargo Bank, National Association, as master servicer under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan was serviced prior to March 1, 2025. (see Exhibit 34.1)

34.20 Trimont LLC, as master servicer under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced on and after March 1, 2025. (see Exhibit 34.2)

34.21 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced. (see Exhibit 34.3)

34.22 LNR Partners, LLC, as special servicer for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA.

34.23 Park Bridge Lender Services LLC, as operating advisor for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA. (see Exhibit 34.6)

34.24 Computershare Trust Company, National Association, as custodian for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA. (see Exhibit 34.8)

34.25 Computershare Trust Company, National Association, as trustee under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced. (see Exhibit 34.7)

34.26 Greystone Servicing Company LLC, as special servicer for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 34.4)

34.27 BellOak, LLC, as operating advisor for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 34.16)

34.28 Computershare Trust Company, National Association, as custodian for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 34.8)

34.29 Berkadia Commercial Mortgage LLC, as servicer under the NJ Trust 2023-GSP TSA, pursuant to which the Garden State Plaza mortgage loan is serviced. (see Exhibit 34.10)

34.30 Pentalpha Surveillance LLC, as operating advisor for the Garden State Plaza mortgage loan under the NJ Trust 2023-GSP TSA.

34.31 Computershare Trust Company, National Association, as custodian for the Garden State Plaza mortgage loan under the NJ Trust 2023-GSP TSA. (see Exhibit 34.8)

34.32 Computershare Trust Company, National Association, as trustee under the NJ Trust 2023-GSP TSA, pursuant to which the Garden State Plaza mortgage loan is serviced. (see Exhibit 34.7)

34.33 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan is serviced. (see Exhibit 34.5)

34.34 LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.22)

34.35 Pentalpha Surveillance LLC, as operating advisor for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.30)

34.36 Computershare Trust Company, National Association, as custodian for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.8)

34.37 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan is serviced. (see Exhibit 34.7)

34.38 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 34.5)

34.39 Pentalpha Surveillance LLC, as operating advisor for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA. (see Exhibit 34.30)

34.40 Computershare Trust Company, National Association, as custodian for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA. (see Exhibit 34.8)

34.41 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 34.7)

35 Servicer compliance statement. (See Explanatory Note 10)

35.1 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025

35.2 Trimont LLC, as master servicer on and after March 1, 2025

35.3 Greystone Servicing Company LLC, as special servicer prior to March 10, 2025

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer on and after March 10, 2025

35.5 Computershare Trust Company, National Association, as certificate administrator

35.6 Berkadia Commercial Mortgage LLC, as primary servicer

35.7 Berkadia Commercial Mortgage LLC, as master servicer under the TYSN 2023-CRNR TSA, pursuant to which the Tysons Corner Center mortgage loan is serviced.

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V5 PSA, pursuant to which the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan are serviced. (see Exhibit 35.4)

35.9 Rialto Capital Advisors, LLC, as special servicer for the 333 South Spruce Street mortgage loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld mortgage loan under the Benchmark 2024-V5 PSA.

35.10 Wells Fargo Bank, National Association, as master servicer under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan was serviced prior to March 1, 2025. (see Exhibit 35.1)

35.11 Trimont LLC, as master servicer under the BANK5 2024-5YR6 PSA, pursuant to which the Galleria at Tyler mortgage loan is serviced on and after March 1, 2025. (see Exhibit 35.2)

35.12 LNR Partners, LLC, as special servicer for the Galleria at Tyler mortgage loan under the BANK5 2024-5YR6 PSA.

35.13 KeyBank National Association, as master servicer under the BMO 2023-5C2 PSA, pursuant to which the Piazza Alta mortgage loan is serviced.

35.14 Greystone Servicing Company LLC, as special servicer for the Piazza Alta mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 35.3)

35.15 Berkadia Commercial Mortgage LLC, as servicer under the NJ Trust 2023-GSP TSA, pursuant to which the Garden State Plaza mortgage loan is serviced. (see Exhibit 35.7)

35.16 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan is serviced. (see Exhibit 35.4)

35.17 LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 35.12)

35.18 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 35.4)

99.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2024, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated January 29, 2024, and filed by the registrant on January 29, 2024 under Commission File No. 333-255934-10, and is incorporated by reference herein).

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

Date: March 31, 2026